Form 10-Q
period 2011-02-28
Lakeside Ventures, Inc.
filed 2011-04-14
CIK 1508102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: FEBRUARY 28, 2011

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

LAKESIDE VENTURES, INC.

(Name of Small Business Issuer in its Charter)

Nevada	000-54229	27-3707414
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

175 S. Main St. Suite 1500, Salt Lake City, UT 84111

(Address number principal executive offices)

(801) 303-5730

(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of   March 17, 2011, the registrant had 1,000,000 shares of common stock outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Controls and Procedures

12

PART II – OTHER INFORMATION

13

Item 1.  Legal Proceedings.

13

Item 1A.  Risk Factors

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

13

Item 3.  Defaults Upon Senior Securities

13

Item 4  [Removed and Reserved]

13

Item 5.  Other Information.

13

Item 6.  Exhibits.

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

Balance Sheets

4

Statements of Operations

5

Statements of Cash Flows

6

Notes to Financial Statements

7

Lakeside Ventures, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	February 28,	November 30,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$54	$28
Total Current Assets	54	28

TOTAL ASSETS	$54	$28

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$--	--
Total Current Liabilities	--	--

TOTAL LIABILITIES	--	--

Stockholders' Equity
Common stock: 100,000,000 authorized; $0.001 par value
1,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	1,128	1,128
Stock subscription receivable	--	(1,800)
Accumulated deficit during development stage	(2,074)	(300)
Total Stockholders' Equity	54	28

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54	$28

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Lakeside Ventures, Inc.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

	For the	October 18, 2010
	Three Months	(inception)
	Ended	through
	February 28, 2011	February 28, 2011
	(unaudited)	(unaudited)

Revenues	$ --	$ --

EXPENSES
Operating Expenses
General and administrative	1,774	2,074
Total operating expenses	1,774	2,074

NET LOSS	$ (1,774)	$ (2,074)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,000,000	1,000,000

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Lakeside Ventures, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional	Stock	Deficit
	Common Stock		Paid in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance at Inception, October 18, 2010	--	$ --	$ --	$ --	$ --	$ --

Issuance of common stock for cash on October 18, 2010 for $.002 per share	914,000	914	914	(1,800)	--	28

Issuance of common stock for incorporation services, October 18, 2010, valued at $.0035	86,000	86	214	--	--	300

Net loss	--	--	--	--	(300)	(300)

Balance as of November 30, 2010	1,000,000	1,000	1,128	(1,800)	(300)	28

Stock subscription received December 2010	--	--	--	1,800	--	1,800

Net loss (unaudited)	--	--	--	--	(1,774)	(1,774)

Balance, February 28, 2011	1,000,000	$ 1,000	$ 1,128	$ --	$ (2,074)	$ 54

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Lakeside Ventures, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

		October 18, 2010
		(inception)
		through
	February 28, 2011	February 28, 2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,774)	$(2,074)
Adjustment to reconcile Net Income to net
cash provided by operations:
Stock issued for services	--	300
Changes in assets and liabilities:
Accounts payable and accrued expenses	--	--
Net Cash Provided by Operating Activities	(1,774)	(1,774)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,800	1,828
Net Cash Provided by Financing Activites	1,800	1,828

Net increase (decrease) in cash and cash equivalents	26	54
Cash and cash equivalents, beginning of period	28	--
Cash and cash equivalents, end of period	$54	$54

The Accompanying Notes Are An Integral Part Of These Financial Statements.

LAKESIDE VENTURES, INC.

(A Development Stage Enterprise)

Notes to the Financial Statements

For the three months ended February 28, 2011 and the period

October 18, 2010 (date of inception) through February28, 2011

1.

Nature of Operations and Significant Accounting Policies

Nature of Operations

Lakeside Ventures, Inc. (the “Company”) was incorporated in the State of Nevada on October 18, 2010 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

Development Stage

The Company's financial statements are presented as statements of a development stage enterprise. Activities during the development stage primarily include related party equity-based and or equity financing.

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

All adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended February 28, 2011 and the period October 18, 2010 (date of inception) through February 28, 2011; (b) the financial position at February 28, 2011, and (c) cash flows for the three month periods ended February 28, 2011 and the period October 18, 2010 (date of inception) through February 28, 2011, have been made.

The unaudited financial statement and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the period ended November 30, 2010 and notes thereto in the Company’s report, filed as an exhibit with the Securities and Exchange Commission. Operating results for the three months ended February 28, 2011 and the period October 18, 2010 (date of inception) through February 28, 2011 is not necessarily indicative of the results that may be expected for the entire year.

Use of Estimates

The Financial Statements have been prepared in conformity with U.S. GAAP, using management’s best estimates and judgments where appropriate.  These estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period.  Actual results could differ materially from these good faith estimates and judgments.

Fair Value Information

The Company’s balance sheets include the following financial instruments: cash, accounts receivable, accrued liabilities and amounts due to stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Revenue and Cost Recognition.

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $0 for the period October 18, 2010 (date of inception) through February 28, 2011.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings (Loss) per Share

Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares. There are no share equivalents and, thus, anti-dilution issues are not applicable.

2.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the three months ended February 28, 2011, the Company had no operations.  As of February 28, 2011, the Company had not emerged from the development stage.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to begin operations and to achieve a level of profitability. The Company intends on financing its future development activities, which may include merger or acquisition, and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Cash and Cash Equivalents

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with a maturity of three months or less.

4.

Income Taxes

The Company has not recognized an income tax benefit for inception to date period ended February 28, 2011, based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Any deferred tax asset is considered immaterial and has been fully offset by a valuation allowance because at this time the Company believes that it is more likely than not that the future tax benefit will not be realized as the Company has no current operations.

5.

Capital Stock

The total number of shares of capital stock which the Company shall have authority to issue is one billion (1,000,000,000) common shares with a par value of $.001.

At inception, on October 18, 2010, the Company issued a total of 1,000,000 shares for cash and services.  A total of 914,000 shares were issued at $.002, a premium to par value, for $1,828, of which $1,800 (stock subscription) has been received December 2010.  Additionally, 86,000 shares of common stock were issued at inception for incorporation costs incurred, valued at the actual costs incurred in the amount of $300 or approximately $.0035 per share.

Holders of shares of Common Stock are entitled to cast one vote for each share held at all stockholders' meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class is entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

6.

Commitments, Contingencies and Subsequent Events

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

There were no material subsequent events.  Subsequent events have been evaluated through the date of the audit report.

7.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”).  This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements.

This quarterly report on Form 10-Q of IC contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements which, by definition, involve risks and uncertainties. In particular, statements under the Sections; Description of Business, Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include but are not limited to: general economic, financial and business conditions; changes in and compliance with governmental regulations; changes in tax laws; and the costs and effects of legal proceedings.

You should not rely on forward-looking statements in this quarterly report. This quarterly report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify these forward-looking statements. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by the Company. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

(a)

An abrupt economic change resulting in an unexpected downturn in demand;

(b)

Governmental restrictions or excessive taxes on our products;

(c)

Over-abundance of companies supplying computer products and services;

(d)

Economic resources to support the retail promotion of new products and services;

(e)

Expansion plans, access to potential clients, and advances in technology; and

(f)

Lack of working capital that could hinder the promotion and distribution of products and services to a broader based business and retail population.

Financial information provided in this Form 10-Q for periods subsequent is preliminary and remains subject to audit. As such, this information is not final or complete, and remains subject to change, possibly materially.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operations

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

We do not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, or with additional money contributed by our stockholders, or another source.

During the next 12 months, we anticipate incurring costs related to filing of Exchange Act reports and costs relating to consummating an acquisition.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

We have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

We have raised minimal cash to fund out operations. We are dependent upon raising additional capital or advances from our majority shareholder to fund our planned operations and meet our current obligations.  We have not received any commitment of funds to insure that we will meet our current obligations as they arise.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures

(a)

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending February 28, 2011, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures,  as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation regarding the period ending September 30, 2010, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) Changes in Internal Controls.

There have been no changes in the Company’s internal control over financial reporting during the period ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, no unregistered securities were sold.

Item 3.  Defaults Upon Senior Securities

None.

Item 4  [Removed and Reserved]

Item 5.  Other Information.

Item 6.  Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	By-Laws(1)

10.1	Subscription Agreement – CHL Consulting Services, Ltd. (2)

10.2	Subscription Agreement – David Rees (2)

10.3	Subscription Agreement – Deacon Capital (2)

10.4	Subscription Agreement – Hui Yat Lam (2)

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to our Form 10 General Registration Statement filed with the Securities and Exchange Commission on  December 23, 2010

(2)

Incorporated by reference to our Form 10/A Amendment No. 1 to our General Registration Statement filed with the Securities and Exchange Commission on February 22, 2011

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKESIDE VENTURES, INC.

(Registrant)

Date:	April 13, 2011	By:	/s/David M. Rees
David M. Rees
President, Secretary, Treasurer & Director

15